Form 10-K
period 2021-10-31
John Deere Owner Trust 2020
filed 2022-01-21
CIK 1802617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended OCTOBER 31, 2021

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

Central Index Key Number of sponsor: 0000027673

JOHN DEERE CAPITAL CORPORATION

(Exact name of sponsor as specified in its charter)

Delaware	30-6676497
(State of incorporation or organization)	(IRS Employer Identification No.)

c/o John Deere Capital Corporation 10587 Double R Boulevard, Suite 100
Reno, Nevada	89521	(775) 786-5527
(Address of principal executive offices)	(Zip Code)	(Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading symbol	Name of each exchange on which registered
N/A	N/A	N/A

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☐ Yes  ☐ No

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

☐ Yes  ☒ No

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

None.

PART I

The following items have been omitted in accordance with General Instruction J to Form 10-K.

Item 1.	Business.
Item 1A.	Risk Factors.
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 1B.	Unresolved Staff Comments.

None.

Item 4.	Mine Safety Disclosures.

None.

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K.

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6.	[Reserved].
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.

Item 9B.	Other Information.
No other information.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III

The following items have been omitted in accordance with General Instruction J to Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Item 14.	Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	The following documents are included as part of, or incorporated by reference to, this annual report.

Exhibit No.

1.1 Underwriting Agreement, dated March 4, 2020, among John Deere Receivables LLC, John Deere Capital Corporation, and BofA Securities, Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., and HSBC Securities (USA) Inc., as representatives of the underwriters named therein (incorporated by reference to Exhibit 1.1 to the Form 8-K of registrant filed March 6, 2020, Commission File No. 333-228964-02).

3.1 Articles of Organization of John Deere Receivables LLC (incorporated by reference to Exhibit 3.1 to registration statement on Form SF-3/A filed January 14, 2019, Commission File No. 333-228964).

3.2 Limited Liability Company Agreement of John Deere Receivables LLC (incorporated by reference to Exhibit 3.2 to registration statement on Form SF-3/A filed January 14, 2019, Commission File No. 333-228964).

4.1 Indenture, dated March 11, 2020, between the registrant, as issuing entity, and U.S. Bank National Association, as indenture trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K of registrant filed March 11, 2020, Commission File No. 333-228964-02).

31.1 Rule 13a-14(d)/15d-14(d) Certification.

33.1 John Deere Capital Corporation’s Report on Assessment of Compliance With Servicing Criteria.

33.2 Trustee’s Report on Compliance With Servicing Criteria (U.S. Bank National Association).

34.1 Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

34.2 Report of Independent Registered Public Accounting Firm (Ernst & Young LLP).

35.1 Servicer Compliance Statement of John Deere Capital Corporation.

35.2 Servicer Compliance Statement of Deere Credit Services, Inc.

99.1 Trust Agreement, dated March 10, 2020, between John Deere Receivables LLC, as depositor, and Wells Fargo Delaware Trust Company, N.A., as owner trustee (incorporated by reference to Exhibit 99.1 to the Form 8-K of registrant filed March 11, 2020, Commission File No. 333-228964-02).

99.2 Sale and Servicing Agreement, dated March 11, 2020, among John Deere Capital Corporation, as servicer, John Deere Receivables LLC, as seller, and the registrant, as issuing entity (incorporated by reference to Exhibit 99.2 to the Form 8-K of registrant filed March 11, 2020, Commission File No. 333-228964-02).

99.3 Administration Agreement, dated March 11, 2020, among the registrant, as issuer, John Deere Capital Corporation, as administrator, and U.S. Bank National Association, as indenture trustee (incorporated by reference to Exhibit 99.3 to the Form 8-K of registrant filed March 11, 2020, Commission File No. 333-228964-02).

99.4 Asset Representations Review Agreement, dated March 11, 2020, among the registrant, as issuing entity, John Deere Capital Corporation, as servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (incorporated by reference to Exhibit 99.4 to the Form 8-K of registrant filed March 11, 2020, Commission File No. 333-228964-02).

	(b)	See Item 15(a)(3) above.

	(c)	Not Applicable.

Item 16.		Form 10–K Summary.
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

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

JDR, the depositor and holder of a 100% ownership interest in John Deere Owner Trust 2020, the issuing entity, is a wholly-owned subsidiary of JDCC, the sponsor, servicer, administrator, and originator. JDR, a Nevada limited liability company, is organized for the limited purpose of purchasing retail receivables, transferring those receivables to third parties, and performing any activities incidental to, and necessary or convenient for, the accomplishment of those purposes. JDCC, a Delaware corporation, is a wholly-owned subsidiary of John Deere Financial Services, Inc., which is in turn a wholly-owned subsidiary of Deere & Company. The principal business of JDCC and its subsidiaries is providing and administering financing for retail purchases of new equipment manufactured by Deere & Company’s production and precision agriculture operations, small agriculture and turf operations, and construction and forestry operations and used equipment taken in trade for this equipment. JDCC has designated DCS, a Delaware corporation and an indirect wholly-owned subsidiary of Deere & Company and of JDCC, to serve as sub-servicer at the servicer’s expense.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

(a)	The following documents are filed as part of this report.

Exhibit No.

	33.1	John Deere Capital Corporation’s Report on Assessment of Compliance With Servicing Criteria.

33.2	Trustee’s Report on Compliance With Servicing Criteria (U.S. Bank National Association).

34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP).

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

Item 1123 of Regulation AB, Servicer Compliance Statement.

(a)	The following documents are filed as part of this report.

Exhibit No.

	35.1	Servicer Compliance Statement of John Deere Capital Corporation.

	35.2	Servicer Compliance Statement of Deere Credit Services, Inc.

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered Securities pursuant to Section 12 of the Act.

No annual report, proxy statement, form of proxy, or other proxy soliciting material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

EXHIBIT INDEX

Exhibit No.

1.1	Underwriting Agreement, dated March 4, 2020, among John Deere Receivables LLC, John Deere Capital Corporation, and BofA Securities, Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., and HSBC Securities (USA) Inc., as representatives of the underwriters named therein (incorporated by reference to Exhibit 1.1 to the Form 8-K of registrant filed March 6, 2020, Commission File No. 333-228964-02).

3.1	Articles of Organization of John Deere Receivables LLC (incorporated by reference to Exhibit 3.1 to registration statement on Form SF-3/A filed January 14, 2019, Commission File No. 333-228964).

3.2	Limited Liability Company Agreement of John Deere Receivables LLC (incorporated by reference to Exhibit 3.2 to registration statement on Form SF-3/A filed January 14, 2019, Commission File No. 333-228964).

4.1	Indenture, dated March 11, 2020, between the registrant, as issuing entity, and U.S. Bank National Association, as indenture trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K of registrant filed March 11, 2020, Commission File No. 333-228964-02).

31.1	Rule 13a-14(d)/15d-14(d) Certification.

33.1	John Deere Capital Corporation’s Report on Assessment of Compliance With Servicing Criteria.

33.2	Trustee’s Report on Compliance With Servicing Criteria (U.S. Bank National Association).

34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP).

35.1	Servicer Compliance Statement of John Deere Capital Corporation.

35.2	Servicer Compliance Statement of Deere Credit Services, Inc.

99.1	Trust Agreement, dated March 10, 2020, between John Deere Receivables LLC, as depositor, and Wells Fargo Delaware Trust Company, N.A., as owner trustee (incorporated by reference to Exhibit 99.1 to the Form 8-K of registrant filed March 11, 2020, Commission File No. 333-228964-02).

99.2	Sale and Servicing Agreement, dated March 11, 2020, among John Deere Capital Corporation, as servicer, John Deere Receivables LLC, as seller, and the registrant, as issuing entity (incorporated by reference to Exhibit 99.2 to the Form 8-K of registrant filed March 11, 2020, Commission File No. 333-228964-02).

99.3	Administration Agreement, dated March 11, 2020, among the registrant, as issuer, John Deere Capital Corporation, as administrator, and U.S. Bank National Association, as indenture trustee (incorporated by reference to Exhibit 99.3 to the Form 8-K of registrant filed March 11, 2020, Commission File No. 333-228964-02).

99.4	Asset Representations Review Agreement, dated March 11, 2020, among the registrant, as issuing entity, John Deere Capital Corporation, as servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (incorporated by reference to Exhibit 99.4 to the Form 8-K of registrant filed March 11, 2020, Commission File No. 333-228964-02).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOHN DEERE OWNER TRUST 2020

By:	John Deere Capital Corporation
(Servicer)

By:	/s/ Rajesh Kalathur
Rajesh Kalathur
President
Dated: January 21, 2022