Form 10-K
period 2022-10-30
John Deere Owner Trust 2020
filed 2023-01-26
CIK 1802617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended OCTOBER 30, 2022

or

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Central Index Key Number of sponsor: 0000027673

JOHN DEERE CAPITAL CORPORATION

(Exact name of sponsor as specified in its charter)

Delaware	30-6676497
(State of incorporation or organization)	(IRS Employer Identification No.)

c/o John Deere Capital Corporation P.O. Box 5328
Madison, Wisconsin	53705-0328	(800) 438-7394
(Address of principal executive offices)	(Zip Code)	(Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading symbol	Name of each exchange on which registered
N/A	N/A	N/A

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

◻Yes   ⌧No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
◻Yes    ⌧No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

⌧Yes    ◻No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

◻Yes    ◻No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ◻
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.

7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

◻Yes   ⌧No

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

None.

PART I

The following items have been omitted in accordance with General Instruction J to Form 10-K.

Item 1.	Business.
Item 1A.	Risk Factors.
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 1B.	Unresolved Staff Comments.
None. Item 4. None.	Mine Safety Disclosures.

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K.

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6.	[Reserved].
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.
Item 9B.	Other Information.
No other information.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III

The following items have been omitted in accordance with General Instruction J to Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Item 14.	Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	The following documents are included as part of, or incorporated by reference to, this annual report.

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

3.1 Articles of Organization of John Deere Receivables LLC (incorporated by reference to Exhibit 3.1 to registration statement on Form SF-3/A filed June 29, 2022, Commission File No. 333-264978).

3.2 Limited Liability Company Agreement of John Deere Receivables LLC (incorporated by reference to Exhibit 3.2 to registration statement on Form SF-3/A filed June 29, 2022, Commission File No. 333-264978).

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

31.1 Rule 13a-14(d)/15d-14(d) Certification.

33.1 John Deere Capital Corporation’s Report on Assessment of Compliance With Servicing Criteria.

33.2 Trustee’s Report on Compliance With Servicing Criteria (U.S. Bank National Association and U.S. Bank Trust Company, National Association).

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

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

(a)	The following documents are filed as part of this report.

Exhibit No.

33.1	John Deere Capital Corporation’s Report on Assessment of Compliance With Servicing Criteria.

33.2	Trustee’s Report on Compliance With Servicing Criteria (U.S. Bank National Association and U.S. Bank Trust Company, National Association).

34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP).

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

Item 1123 of Regulation AB, Servicer Compliance Statement.

(a)	The following documents are filed as part of this report.

Exhibit No.

	35.1	Servicer Compliance Statement of John Deere Capital Corporation.

	35.2	Servicer Compliance Statement of Deere Credit Services, Inc.

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

3.1	Articles of Organization of John Deere Receivables LLC (incorporated by reference to Exhibit 3.1 to registration statement on Form SF-3/A filed June 29, 2022, Commission File No. 333-264978).

3.2

Limited Liability Company Agreement of John Deere Receivables LLC (incorporated by reference to Exhibit 3.2 to registration statement on Form SF-3/A filed June 29, 2022, Commission File No. 333-264978).

4.1

Indenture, dated March 11, 2020, between the registrant, as issuing entity, and U.S. Bank National Association, as indenture trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K of registrant filed March 11, 2020, Commission File No. 333-228964-02).

31.1	Rule 13a-14(d)/15d-14(d) Certification.

33.1	John Deere Capital Corporation’s Report on Assessment of Compliance With Servicing Criteria.

33.2	Trustee’s Report on Compliance With Servicing Criteria (U.S. Bank National Association and U.S. Bank Trust Company, National Association).

34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP).

35.1	Servicer Compliance Statement of John Deere Capital Corporation.

35.2	Servicer Compliance Statement of Deere Credit Services, Inc.

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

Dated: January 26, 2023